Form 10-K
GMACM HOME EQUITY LOAN TRUST 2004-HE3
filed 2005-03-30
CIK 1295895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2004

                      Commission file number 333-110437-22

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                      GMACM Home Equity Loan Trust 2004-HE3

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 41-1955181

                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                                    Telephone

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2004. Not Applicable

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC., GMACM HOME EQUITY LOAN TRUST 2004-HE3

TABLE OF CONTENTS


PART 1                                                                  PAGE #

Item 1.        Business                                                       3
Item 2.        Properties                                                     3
Item 3.        Legal Proceedings                                              3
Item 4.        Submission of Matters to a Vote of Security Holders            3

PART II

Item 5.        Market for the Registrant's Common Equity and Related          3
               Stockholder Matters
Item 6.        Selected Financial Data                                        3
Item 7.        Management's Discussion and Analysis of Financial              3
               Condition and Results of Operations
Item 7A        Quantitative and Qualitative Disclosures About Market Risk     3
Item 8.        Financial Statements and Supplementary Financial Data          4
Item 9.        Changes in and Disagreements with Accountants on               4
               Accounting and Financial Disclosure
Item 9A.       Controls and Procedures                                        4

PART III

Item 10.       Directors and Executive Officers of the Registrant             4
Item 11.       Executive Compensation                                         4
Item 12.       Security Ownership of Certain Beneficial Owners and            4
               Management
Item 13.       Certain Relationships and Related Transactions                 4
Item 14.       Principal Accountant Fees and Services                         4

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports            5

SIGNATURES                                                                    6

EXHIBITS
        Exhibit 31   -       Rule 13a-14(a)/15d-14(a) Certifications
        Exhibit 99.1 -       Annual Statement as to Compliance
        Exhibit 99.2 -       GMAC Mortgage Corporation Independent Auditor's
                             Report on the Uniform Single Audit Program for
                             Mortgage Bankers

PART I

Item 1.        Business

        Information not provided pursuant to no action request.

Item 2.        Properties

        Pursuant  to  no  action  request,  GMAC  Mortgage   Corporation's  (the
        "Servicer") Annual Statement as to Compliance, dated March 31, 2005 is filed as Exhibit 99.1 under Item 15(a) hereof.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings related to any series of Securities that involve the Trustee, Custodian, the Servicer or the Registrant with respect to any such series.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a) There is no established public trading market for the Securities.

               The remaining information is not provided pursuant to no action request.

(b) Not applicable.

(c) Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to no action request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to no action request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        See the  Servicer's  Annual  Statement  of  Compliance  that is filed as
        Exhibit 99.1 under Item 15(a) hereof; see also report dated March 18, 2005 prepared by the Servicer's independent accountant, concerning the Servicer's servicing activities that is filed as Exhibit 99.2 under Item 15(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to no action request.

Item 11.       Executive Compensation

        Information not provided pursuant to no action request.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to no action request.

Item 14.       Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit #

        Rule 13a-14(a) Certifications                                   31

        Officer's Annual Compliance Statements                          99.1
        GMAC Mortgage Corporation

        GMAC Mortgage Corporation's Independent Auditor's               99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Audited financial statements for the year ended December 31, 2004 for Financial Security Assurance Holdings Ltd.*

(b)     Not applicable
(c)     Information not provided pursuant to no action request.



____________________________________________________


        *Incorporated by reference to the audited financial statements of Financial Security Assurance Holdings Ltd. filed with the Securities and Exchange Commission on March 30, 2005 as a part of its Annual Report on Form 10-K (Commission File # 001-12644) for the twelve-month period ended December 31, 2004.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2005.



GMACM HOME EQUITY LOAN TRUST 2004-HE3

        By:       GMAC Mortgage Corporation, as Servicer

        By:       /s/ Frank Ruhl
        Name:     Frank Ruhl
        Title:    Vice President-Investor Reporting

                                   Exhibit 31


                                  CERTIFICATION


        I, Frank Ruhl, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2004-HE3.

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.



Date: March 30, 2005

By:  /s/ Frank Ruhl
Name:  Frank Ruhl
Title: Vice President-Investor Reporting

                                  Exhibit 99.1


                              OFFICER'S CERTIFICATE

                            GMAC MORTGAGE CORPORATION

        I, William J. Maguire, hereby certify that I am the duly elected Senior Vice President of GMAC Mortgage Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

               1. A review of the activities of the Servicer during the calendar year beginning January 1, 2004 and ending on December 31, 2004 (the "Calendar Year") and of its performance under the servicing agreements, including the servicing agreement dated as of June 30, 2004 (the "Servicing Agreement"), by and among the Servicer, the Issuer, and the Indenture Trustee, has been made under my supervision.

               2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.


        Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated:  March 31, 2005
Re: GMACM Home Equity Loan Trust 2004-HE3



                                     GMAC MORTGAGE CORPORATION



                                     By:    /s/ Willaim J. Maguire
                                            ---------------------------------
                                            Name:   William J. Maguire
                                            Title:  Senior Vice President

                                  Exhibit 99.2

                         Report of independent auditors



To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/PriceWaterhouseCoopers LLP
March 18, 2005

                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS



March 18, 2005

AS of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

AS of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.

/ s /  David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp.


/ s /  Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp.


/ s /  Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential  Holding Corp.


/ s /  Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp.